Form 10-K
period 2007-06-30
Bering Growth CORP
filed 2007-10-16
CIK 1381786

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  __________ to _________


                Commission File Number 000-52342


                   Bering Growth Corporation
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            Cayman Islands                     N/A
    --------------------------------      ---------------
   (State  or  other jurisdiction of     (I.R.S. Employer
     incorporation or organization)     Identification No.)

                  c/o Nautilus Global Partners
            700 Gemini, Suite 100, Houston, TX 77056
        -------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                         (281) 488-3883
        --------------------------------------------------
       (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes |_| No |X|

      Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---
     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).  YES  X   NO
                                                             ---     ---
     At October 10, 2007, there were 1,100,000 shares of
Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                                       Page
                                                                      Number
----------------------------------------------------------------------------

Part I

Item 1.  Business.......................................................4
Item 1A. Risk Factors...................................................6
Item 1B. Unresolved Staff Comments.....................................12
Item 2.  Properties....................................................12
Item 3.  Legal Proceedings.............................................12
Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities.............12
Item 6.  Selected Financial Data.......................................12
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....14
Item 8.  Financial Statements and Supplementary Data...................14
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................14
Item 9A. Controls and Procedures.......................................14
Item 9B. Other Information.............................................15

PART III

Item 10. Directors, Executive Officers and Corporate Governance........15
Item 11. Executive Compensation........................................17
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters....................18
Item 13. Certain Relationships and Related Transactions, and
         Director Independence.........................................19
Item 14. Principal Accounting Fees and Services........................19

PART IV

Item 15. Exhibits and Financial Statement Schedules....................20

SIGNATURES.............................................................20

ITEM 1. BUSINESS

General

     Bering Growth Corporation ("we", "us", "our", the "Company" or "Bering") was organized under the laws of the Cayman Islands on September 27, 2006. Since inception, we have been engaged in organizational efforts. We are a blank check development stage company formed for the purpose of acquiring, through a stock exchange, asset acquisition or similar business combination an operating business. We have not conducted negotiations or entered into a letter of intent concerning any target business.

Plan of Operation

     We do not currently engage in any business activities that generate revenue and do not expect to generate revenue until such time as we have successfully completed a business combination. Our operations will consist entirely of identifying, investigating and conducting due diligence on potential businesses for acquisition, none of which will generate revenues. In addition to the costs that we have incurred in connection with our formation and the filing of our registration statement and periodic and current reports, including legal, accounting and auditing fees, we expect to incur costs associated with identifying acquisition targets and completing necessary due diligence.

     We believe we will be able to meet the costs of these activities through funding from our shareholders. If we require additional funds, we will seek additional investments from our shareholders, management or other investors.

Narrative Description of Business

     Although we have not identified or entered into any agreements with a potential target business to date, we intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations could benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from economic growth in such emerging markets.

     The analysis of business opportunities will be undertaken by or under the supervision of our officer and directors who will have a large amount of flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

  * Potential for growth, indicated by new technology, anticipated market expansion or new products;
  * Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
  * Strength and diversity of management, either in place or scheduled for recruitment;
  * Capital requirements and anticipated availability of required funds;
  *  The extent to which the business opportunity can be advanced;
  * The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
  *  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. If necessary, we will retain third party consultants to aid us in our evaluation of potential targets, provided that we have the necessary capital available.

     We anticipate that the selection of a business combination will be complex and extremely risky. In addition, we believe that as a result of general economic conditions, shortages of available capital, the attractiveness of obtaining access to

United States capital markets, and the perceived benefits of becoming a publicly traded company, that there may be numerous firms seeking business combination partners such as ourselves, thus adding to the complexity.

Competition

     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional blank check companies that are still in the registration process or are about to file registration statements, both under the Securities and Exchange Act and under the Securities Act. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

     While we believe there may be numerous potential target businesses that we could acquire with our currently available funds, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

     Our management believes, however, that our status as a reporting entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. We also believe that because we are incorporated in the Cayman Islands we may be attractive from a tax perspective to potential targets operating outside of the United States, as the majority of non-operating companies that are seeking reverse merger candidates are incorporated in the United States, which potentially adds an additional layer of taxation.

     Further, if we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Forms of Acquisition

     The structure of a potential business combination, either through an acquisition or a merger, will depend upon a number of factors, including, the nature of the target entity's ownership structure, its business structure and the relative negotiating strengths of the parties to the transaction. It is our intention to structure a business combination so that the consideration we offer the owners of the target company consists primarily of ordinary shares. Such a structure provides the benefit of conserving our capital, but has the potential drawback of resulting in our current shareholders no longer having control of a majority of our voting ordinary shares following such a transaction.

     If a business combination is structured as an acquisition, we may be able to structure the transaction so that the vote or approval by our shareholders is not required. If a business combination is structured as merger, then we may be required to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding ordinary shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting shareholders. Accordingly, we will seek to structure any such transaction so as not to require shareholder approval.

     We currently anticipate that we will be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective shareholders, which is likely to occur if we offer our ordinary shares to obtain a target business. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Employees

     We  presently have no employees apart from our officers.  We expect  no  significant changes in the number  of  our  employees
other   than  such  changes,  if  any,  incident  to  a  business
combination.

ENFORCEABILITY OF CIVIL LIABILITIES

     We are incorporated in the Cayman Islands because our management believes that incorporation in the Cayman Islands offer a number of benefits, including, but not limited to, the following:

    *  political and economic stability;
    *  an effective judicial system;
    *  a favorable tax system;
    *  the absence of exchange control or currency restrictions; and
    *  the availability of professional and support services.

     However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

    * the Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors; and
    * Cayman Islands companies may not have standing to sue before the federal courts of the United States.

     We have been advised that there is uncertainty as to whether the courts of the Cayman Islands would:

    * recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or
    * entertain original actions brought in the Cayman Islands or China against us or our directors or officers predicated upon the Securities laws of the United States or any state in the United States.

     We have been advised that a final and conclusive judgment in the federal or state courts of the United States under which a sum of money is payable, other than a sum payable in respect of taxes, fines, penalties or similar charges, may be subject to enforcement proceedings as a debt in the courts of the Cayman Islands under the common law doctrine of obligation.

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

    *  changes in laws or regulations affecting our operations;

    *  changes in our business tactics or strategies;

    *  acquisitions of new operations;

    * changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

    * fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

      We cannot assure you that the expectations or beliefs reflected in these forward-looking statements will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.



We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

     Because we are a recently formed development stage company with no operations and/or functions to date, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any negotiations regarding Acquisitions and we have no current plans, arrangements or understandings with any prospective Acquisition candidates.

We are dependent on the ability of management to locate, attract and effectuate a suitable acquisition candidate; management intends to devote only a limited amount of time to seeking a target company.

     The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control. While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There is no public market for our ordinary shares.

     There is no public trading market for our ordinary shares and none is expected to develop unless and until, among other things, we complete an acquisition, file a selling shareholder registration statement under the Securities Act, and such ordinary shares are accepted for trading on a trading medium in the United States, the occurrence of any of which no assurances can be given when, if, or ever.

Because of our limited resources and intense competition for private companies suitable for an acquisition of the type contemplated by management, we may not be able to consummate an acquisition on suitable terms, if at all.

     We expect to encounter intense competition from other entities having business objectives similar to ours. The highly competitive market for the small number of business opportunities could reduce the likelihood of consummating a successful business combination. Many of the entities that we will be in competition with are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have no agreements for a business combination or other transaction.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

     While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Our business will have no revenues unless and until we merge with or acquire an operating business.

     We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business. Further, we anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention require the expenditure of significant financial resources. If we decide not to participate in a specific business opportunity, or if we fail to consummate a business combination, the costs incurred by us related to a transaction may result in the loss of the related costs incurred.

We may require additional funds in order to operate a business that we acquire.

     Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. If we obtain a business that requires additional capital that we cannot provide, it could have a material adverse effect on our business and could result in the loss of your entire investment.

We expect to issue additional ordinary shares in a merger or acquisition, which will result in substantial dilution.

     Our Memorandum of Association authorizes the issuance of a maximum of 50,000,000 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.

We have not conducted any market research or identified business opportunities, which may affect our ability to identify a business to merge with or acquire.

     We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our shareholders.

We cannot assure you that following a business combination with an operating business, our ordinary shares will be listed on NASDAQ or any other securities exchange.

     Following a business combination, we may seek the listing of our ordinary shares on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our ordinary shares on either of those or any other stock exchange. After completing a business combination, until our ordinary shares are listed on the NASDAQ or another stock exchange, we expect that our ordinary shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our ordinary shares. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our shareholders may face different considerations in protecting their interests because we are incorporated under Cayman Islands law.

     Our corporate affairs are governed by our Memorandum and Articles of Association, by the Companies Law (as revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of Cayman Islands. The common law in the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman
Islands and from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. Cayman Islands law relating to the right of shareholders and the fiduciary duties of our directors may not be as established and may differ from provision under statutes or judicial precedent in existence in jurisdictions in the United States. As a result, our public shareholders may have more difficulty in protecting their interests in actions against the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Judgments against us may be difficult or impossible to enforce in foreign jurisdictions.

     We are a Cayman Islands company and a substantial majority of our assets are located outside the U.S. In addition, a majority of our directors and officers reside outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon such persons, including with respect to
matters  arising  under U.S.  or  foreign  securities  or   other
applicable laws. There is uncertainty as to whether the courts of the Cayman Islands, Hong Kong or China would recognize or enforce judgments of United States courts obtained against us or such
persons  based  upon   the  civil  liability  provisions  of  the
securities  laws  of  the  United States, or be competent to hear
original  actions  based  upon  these  laws.   In  addition,  any
judgments obtained in the U.S. against us, including judgments predicated on the civil liability provisions of the securities laws of the United States or any state thereof, may be not
collectible   within  the  U.S.  Moreover, China  does  not  have
treaties providing for the reciprocal recognition and enforcement of judgments of courts within the U.S., Japan or most western countries. Hong Kong has no arrangement for the reciprocal enforcement of judgments within the U.S. As a result, if you intend to enforce a judgment obtained in the U.S. against our assets located outside the U.S., such judgment may be subject to re-examination of the merits of the action by a foreign court and face additional procedures and other difficulties which would not
be  required   for  enforcement  of such  judgment in  the   U.S.
Enforcing   such   judgments   may be  difficult  or  impossible.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

     We intend to effect a business combination with a company located outside of the United States. If we do so, we could be subject to special considerations and/or risks associated with companies operating in the target business' home jurisdiction, including any of the following:

    * rules and regulations or currency conversion or corporate withholding taxes on individuals;
    *  tariffs and trade barriers;
    * regulations related to customs and import/export matters;
    *  longer payment cycles;
    * tax issues, such as tax law changes and variations in tax laws as compared to the United States;
    *  currency fluctuations;
    *  challenges in collecting accounts receivable;
    *  cultural and language differences; and
    *  employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations, and those of the business that we acquired, could be materially adversely affected.


If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

      If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Authorization of Preference Shares.

     Our Memorandum of Association authorizes the issuance of up to 1,000,000 preference shares with designations, rights and preferences determined from time to time by our Board of
Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our ordinary shares. In the event of issuance, the preference shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any preference shares, we cannot assure you that we will not do so in the future.

We may become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S.
investors.

      Based on the nature of our business, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our current taxable year. However, whether or not we are a PFIC for any taxable year will be based in part on the character of our income and assets and the value of our assets from time to time, which will be based in part on the trading price of our ordinary shares, once they commence trading, which may be volatile. Accordingly, it is possible that we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. investor held an ordinary share, certain adverse U.S. federal income tax consequences could apply to the U.S. investor. See "Taxation-United States Federal Income Taxation-Passive Foreign Investment Company Rules."

If we effect a business combination with a United States corporation we could face adverse tax effects under the United
States tax laws.

     Although we currently intend to focus on Asia, South America and Eastern Europe for potential business combination targets, if we were to effect a business combination with a U.S. corporation, such a combination could subject us to potentially adverse tax effects as a result of changes made to the U.S. Internal Revenue Code of 1986, as amended, by the American Jobs Creation Act of 2004 relating to the treatment of domestic business entities which expatriate from the United States to a foreign jurisdiction. These new provisions generally apply to the direct or indirect acquisition of substantially all of the properties of a domestic enterprise by a foreign corporation if there is at least 60% or 80% of continuing share ownership in the successor foreign entity by the former stockholders of the U.S. corporation and substantial business activities are not conducted in the jurisdiction in which such successor is created or organized. In the event we effected a business combination with a U.S. corporation, and were subsequently subject to these new rules, it could cause us to lose certain tax benefits, which could make the transaction more expensive to us, which could have an adverse effect on our operations. See "Taxation - Certain Material United States Federal Income Tax Considerations - Tax Effects if We Acquire a U.S. Corporation"

If we are deemed to be a controlled foreign corporation, or CFC, we may be subject to certain U.S. income tax risks associated with the CFC rules under the U.S. Internal Revenue Code of 1986, as amended.

     We will be considered a CFC for any year in which our United States shareholders that each own (directly, indirectly or by attribution) at least 10% of our voting shares (each a "10% U.S. Holder") together own more than 50% of the total combined voting power of all classes of our voting shares or more than 50% of the total value of our shares. If we were classified as a CFC, such classification would have many complex results, one of which is that if you are a 10% U.S. Holder on the last day of our taxable year, you will be required to recognize as ordinary income your pro rata share of certain of our income (including both ordinary earnings and capital gains) for the taxable year, whether or not you receive any distributions on your ordinary shares during that taxable year.

     If we are deemed to be a CFC in the future, these rules would then apply to holders of our ordinary shares. Accordingly, U.S. persons should consider the possible application of the CFC rules before making an investment in our ordinary shares. See "Certain Tax Considerations-Certain Material United States Federal Income Tax Considerations-Controlled Foreign Corporation Status and Related Consequences."

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 PROPERTIES

     We do not own or rent any property. We utilize the office space and equipment of our officer and directors at no cost.


ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information

     Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)  Holders

     As of June 30, 2007 there were 2 record holders of 1,100,000
Ordinary Shares.

(c)  Dividends

     We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d) Securities authorized for issuance under equity compensation plans

      As of June 30, 2007, we had no under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

                                              Period from
                                          September 27, 2006
                                          (Date of Inception)
                                            to June 30, 2007
                                           -----------------

           Revenues                              $     -
           Expenses                                8,376
           Net Loss                               (8,376)
           Basic and diluted loss per share      $  (.01)

           Total Assets                          $     -




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

     Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

     When used in this Form 10-K, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

Plan of Operation

     As of June 30, 2007 and as of the date of this report, we had not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon our formation. We may conduct private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence. In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission. If necessary, we believe that we will be able to raise additional funds through additional private sales of ordinary shares, by obtaining loans from our shareholders, management or other investors.

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

Continuing Operating Expenses for the period of inception through June 30, 2007

     Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2007. Total expenses from the period of inception through June 30, 2007 were $8,376. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

     As of June 30, 2007, we had no cash available, and had current liabilities of $2,431 in accounts payable and $5,835 to a related party.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
        None.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a -15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time period specified. As of June 30, 2007, management, including the Principal Executive Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Principal Executive Officer, concluded that as of June 30, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

     We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.


                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our officers and directors and additional information concerning them are as follows:

-----------------------------------------------------------------
 Name                   Age  Position
-----------------------------------------------------------------
David Richardson        49   Director
-----------------------------------------------------------------
Joseph Rozelle          34   President, Chief Financial Officer,
                             Director
-----------------------------------------------------------------

     David Richardson. David Richardson has been one of our directors since September 2006. Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis' insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies. From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited's Insurance Specialty Unit. Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands. Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company. David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada's preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada). In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank's top tier clientele. From there he moved to the Bank of Bermuda's wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas' marketing activities. Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

      Joseph  Rozelle.    Joseph Rozelle  has  been  one  of  our
directors since September 2006. In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006. Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of "going public" transactions for foreign and domestic operating companies on the public United States Exchanges. Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services. Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports. Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. In addition, he is a Certified Public Accountant in the State of Texas. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

     Each of our directors is elected by holders of a majority of the ordinary shares to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of shareholders. Officers serve at the will of the board, subject to possible future employment agreements which would establish term, salary, benefits and other conditions of employment. No employment agreements are currently contemplated.

Significant Employees

     None

Family Relationships

     None

Involvement in Certain Legal Proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

Board Committees

     Our  Board of Directors has no separate committees  and  our
Board   of  Directors  acts  as  the  Audit  Committee  and   the
Compensation Committee. We do not have a qualified financial expert serving on our Board of Directors.

Involvement of Officers and Directors in Blank Check Companies

   Other than as set forth below, none of our officers or directors has been or currently is a principal of, or affiliated with, a blank check company.

   Messr. Rozelle is an officer and Messrs. Richardson and Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

     *    Dragon Acquisition Corporation
     *    Tiger Growth Corporation
     *    Emerald Acquisition Corporation
     *    Ruby Growth Corporation
     *    China Growth Corporation
     *    Lunar Growth Corporation
     *    Action Acquisition Corporation
     *    Pan Asian Corporation
     *    Juniper Growth Corporation
     *    Seven Seas Acquisition Corporation
     *    Summit Growth Corporation
     *    Global Growth Corporation
     *    Compass Acquisition Corporation

     Each of the foregoing entities was formed for the purpose of
engaging  in  an  acquisition  or  business  combination  of   an
operating business.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all
Section 16(a) forms they file.

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of October 15, 2007.

Code of Ethics

      We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.


ITEM 11. EXECUTIVE COMPENSATION

     None of our officers or directors has received any cash remuneration since inception. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

     It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our
management  for  the  purposes  of  providing  services  to   the
surviving entity.

     We have not adopted retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

     There   are   no  understandings  or  agreements   regarding
compensation  our  management  will  receive  after  a   business
combination that is required to be included in this table, or otherwise.

Compensation Discussion and Analysis

      Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs as necessary after an acquisition is consummated. However, it is anticipated that, after the consummation of an acquisition, the compensation for our senior executives will be comprised of four elements: a base salary, an annual performance bonus, equity and benefits.

      We further anticipate that after the consummation of an acquisition, our Board of Directors will form a compensation committee having as part of its responsibilities, the development of salary ranges, potential bonus payouts, equity awards and benefit plans.

Compensation Committee Interlocks and Insider Participation

      Our  Board  of  Directors  does  not  have  a  compensation
committee  and  the  entire  Board  of  Directors  performs   the
functions of a compensation committee.

      No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Compensation Committee Report

      Our  Board  of  Directors  does  not  have  a  compensation
committee  and  the  entire  board  of  directors  performs   the
functions of a compensation committee.

      Our Board of Directors has reviewed and discussed the discussion and analysis of our compensation which appears above with management, and, based on such review and discussion, the board of directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of our Board of Directors are:

     David Richardson
     Joseph Rozelle



ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners.

     The following table sets forth, as of October 9, 2007, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

---------------------------------------------------------------------
                       Amount and Nature
Name and Address       of Beneficial Ownership    Percentage of Class
---------------------------------------------------------------------
David Richardson*                  100,000            9.1%
---------------------------------------------------------------------
---------------------------------------------------------------------
Joseph Rozelle*                          0
---------------------------------------------------------------------
---------------------------------------------------------------------
Nautilus Global Partners, LLC
700 Gemini, Suite 100
Houston, TX 77058                1,000,000           90.9%
---------------------------------------------------------------------
---------------------------------------------------------------------
Mid-Ocean Consulting Limited
Bayside House
Bayside Executive Park
West Bay Street & Blake Road
Nassau, Bahamas                    100,000            9.1%
---------------------------------------------------------------------
---------------------------------------------------------------------
All Officers and Directors as
a group (2 individuals)            100,000            9.1%
---------------------------------------------------------------------

*  The  address of Messrs. Richardson and Rozelle is c/o Nautilus
Global  Business Partners, 700 Gemini, Suite 100, Houston,  Texas
77058.

(1) Includes 100,000 shares held by Mid-Ocean Consulting Limited.
Mr.  Richardson is the owner and the President and  CEO  of  Mid-
Ocean Consulting Limited and has voting and investment control over such shares.

(2)   Does  not include 1,000,000 shares held by Nautilus  Global
Partners.   Mr.  Rozelle  is  the President  of  Nautilus  Global
Partners but does not have voting or investment control over such shares.

(3) Christopher Efird owns 40% of the ownership interests of Nautilus and Benchmark Equity Group owns 20% of the ownership interests of Nautilus. Mr. Frank DeLape is the 100% owner of Benchmark. In addition, Mr. DeLape controls entities that collectively own 20% of the ownership interests of Nautilus. Mr. Stephen Taylor owns 20% of the ownership interests of Nautilus. Based upon their ownership interests in Nautilus, each of Efird, Benchmark, DeLape and Taylor may be deemed to be the indirect beneficial owners of the ordinary shares. Each of Efird, Benchmark, DeLape and Taylor disclaims beneficial ownership of such ordinary shares held by Nautilus, except to the extent of their respective pecuniary interests therein.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

      On September 27, 2006, we issued an aggregate of 1,100,000 of our ordinary shares to the individuals and entities set forth below for $110 in cash, at a purchase price of $0.0001 per share, as follows:

-----------------------------------------------------------------------------
Name                        Number of Shares      Relationship to Us
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Nautilus Global Partners, LLC   1,000,000    Joseph Rozelle, our President
700 Gemini, Suite 100                        and Chief Financial Officer is
Houston, TX 77058                            the President of Nautilus Global
                                             Partners, LLC.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Mid-Ocean Consulting Limited      100,000    David Richardson, one of our
Bayside House                                directors is the owner,
Bayside Executive Park                       president and CEO of Mid-Ocean
West Bay Street & Blake Road                 Consulting.
Nassau, Bahamas
-----------------------------------------------------------------------------


     Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

Director Independence

     Our Board of Directors does not believe that any of the directors qualify as independent under the rules of any of the national securities exchanges.






ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP ("PMB"), previously known as Helin, Donovan, Trubee & Wilkinson, LLP for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2007, and fees billed for other services rendered by PMB.

                                                 2007
                                              --------
Audit Fee (1)                                 $  1,850

Audit-Related Fees                            $    ---

Tax Fees                                      $    ---

All Other Fees                                $    ----

-----------------------------------------------------------

 (1) Audit fees represent the aggregate fees billed for professional services rendered by PMB for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.


Pre-Approval of Services

     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.


(a) Financial Statements:

      The list of financial statements filed as part of this annual report is provided on page F-1.

(b)  Exhibits:



Exhibit
Number  Description

3.1    Memorandum and Articles of Association (1)
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Previously Filed

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: October 15, 2007           BERING GROWTH CORPORATION


                                  By:   /s/ Joseph Rozelle
                                  ------------------------------
                                  Name: Joseph Rozelle
                                  Title:   President, Chief
                                  Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Date: October 15, 2007        By:   /s/ Joseph Rozelle
                               ------------------------------
                               Name: Joseph Rozelle
                               Title:   President, Chief
                               Financial Officer and Director
                               (Principal Executive Officer,
                               Principal Financial Officer and
                               Principal Accounting Officer)


 Date: October 15, 2007        By:   /s/ David Richardson
                               ------------------------------
                               Name: David Richardson
                               Title:   Director

                    Bering Growth Corporation
                  (A Development Stage Company)


                  Index to Financial Statements

                                                                  PAGE
                                                                  ----

Report of Independent Registered Public Accounting Firm...........F-2

Balance Sheet as of June 30, 2007.................................F-3

Statement of Operations for the period September 27, 2006 (date of inception) through June 30, 2007...............................F-4

Statement of Shareholders' Deficit for the period September 27,
2006 (date of inception) through June 30, 2007....................F-5

Statement of Cash Flows for the period September 27, 2006 (date of inception) through June 30, 2007...............................F-6

Notes to Financial Statements.....................................F-7

     Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bering Growth Corporation:

We have audited the accompanying balance sheet of Bering Growth Corporation (the Company) (a development stage company) as of June 30, 2007, and the related statements of operations, shareholders' deficit, and cash flows for the period from inception (September 27, 2006) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bering Growth Corporation as of June 30, 2007, and the results of its operations and its cash flows for the period from inception (September 27, 2006) through June 30, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception through June 30, 2007 is $8,376.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP
--------------------------
Houston, Texas
October 12, 2007

                    Bering Growth Corporation
                 (A Development Stage Company)
                         Balance Sheet

                                                                 June 30,
                                                                   2007
                                                                -----------
            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $        --
                                                                -----------

        Total assets                                            $        --
                                                                ===========

            LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES
  Payable to Affiliate                                          $     5,835
  Accounts payable                                                    2,431
                                                                -----------

        Total current liabilities                                     8,266
                                                                -----------

Commitments and Contingencies                                            --
                                                                -----------
SHAREHOLDERS' DEFICIT

   Preference shares, $0.0001 par value, 1,000,000 shares
     authorized, none issued and outstanding                             --
   Ordinary shares, $.0001 par value; 50,000,000 shares
     authorized; 1,100,000 shares issued and outstanding
     at June 30, 2007                                                   110
   Additional paid in capital                                            --
   Deficit accumulated during development stage                      (8,376)
                                                                -----------
        Total shareholders' deficit                                  (8,266)
                                                                -----------
        Total liabilities and shareholders' deficit             $        --
                                                                ===========

The accompanying notes are an integral part of these financial statements.

                    Bering Growth Corporation
                  (A Development Stage Company)
                    Statement of Operations




                                    Cumulative During
                                    Development Stage
                                   (September 27, 2006
                                    to June 30, 2007)
                                    -----------------

Revenues                               $         --
                                       ------------
Expenses
  Formation and Other Costs            $      8,376
                                       ------------
        Total operating expenses              8,376
                                       ------------
        Operating loss                       (8,376)
                                       ------------

        Net loss                       $     (8,376)
                                       ============

Basic and diluted loss per share       $      (0.01)
                                       ============
Weighted average ordinary shares
outstanding - basic and diluted           1,100,000
                                       ============


The accompanying notes are an integral part of these financial statements.

                         Bering Growth Corporation
                       (A Development Stage Company)
                    Statement of Shareholders' Deficit
For the period from September 27, 2006 (Date of Inception) to June 30, 2007

                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional     during the
                             Preference Shares        Ordinary Shares        Paid In      Development
                             Shares     Amount      Shares       Amount      Capital         Stage         Totals
                             ------     ------    ----------    --------   -----------    -----------     ---------
Founder shares issued at
  inception at September
  27, 2006                        -     $    -     1,100,000    $    110   $        -     $         -     $     110
Net loss                          -          -             -           -            -          (8,376)       (8,376)
                             ------     ------     ---------    --------   ----------     -----------     ---------
Balance as of June 30, 2007       -     $    -     1,100,000    $    110   $        -     $    (8,376)    $  (8,266)
                             ======     ======     =========    ========   ==========     ===========     =========






The accompanying notes are an integral part of these financial statements.

                    Bering Growth Corporation
                  (A Development Stage Company)
                    Statement of Cash Flows

                                                           Cumulative During
                                                            Development Stage
                                                           (September 27, 2006
                                                            to June 30, 2007)
                                                            ----------------
Cash flows from operating activities
  Net loss                                                    $    (8,376)
  Adjustments to reconcile net loss to cash used in
      operating activities:
    Shares issued to Founder for payment of formation costs           110
    Changes in operating assets and liabilities
          Payable to Affiliate                                      5,835
          Accounts Payable                                          2,431
                                                              -----------

Net cash used in operating activities                                  --
                                                              -----------

Net increase in cash                                                   --
                                                              -----------
Cash at beginning of the period                                        --
                                                              -----------

Cash at end of the period                                     $        --
                                                              ===========
Supplemental disclosures of cash flow information:

  Interest paid                                               $         -
                                                              ===========
  Income taxes paid                                           $         -
                                                              ===========

The accompanying notes are an integral part of these financial statements.

                    Bering Growth Corporation
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2007

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Bering Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation and administrative costs were financed primarily through the issuance of 1,100,000 shares of ordinary shares at par value of $0.0001 per share together with a payable to the Founders of $5,835.

At  June  30, 2007, the Company had not yet commenced operations.
All activity from September 27, 2006 ("Date of Inception") through June 30, 2007 relates to the Company's formation. The
Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development State Enterprises" in preparing its financial statements.

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

At June 30, 2007, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our  financial instruments consist of a payable to an  affiliate.
We believe the fair value of our payable reflects its carrying amount.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - Liquidity and Capital Resources

     The Company has no revenues for the period from inception through June 30, 2007, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate. The Company believes that it will be able to meet additional costs of these activities through funding from our shareholders. If the Company require additional funds, it intends to seek additional investments from our shareholders, management or other investors.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $5,835 to a Founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable related to the formation of the Company and general and administrative expenses for $2,431.

NOTE 5 - Ordinary Shares

On  September  27,  2006, the Company was formed  with  1,100,000 shares of its restricted ordinary shares issued at par value of $0.0001 per share, for consideration of $110 to its founding shareholders.

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2007, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.