Form 10-Q
period 2008-03-31
Bering Growth CORP
filed 2008-05-15
CIK 1381786

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2008

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________


                   Commission File Number 000-52348

                      Bering Growth Corporation
         ----------------------------------------------------
	(Exact name of Registrant as specified in its charter)

             Cayman Islands                        N/A
      ------------------------------          ---------------
     (State or other jurisdiction of          (I.R.S. Employer
         Identification No.)           incorporation or organization)

                 c/o Nautilus Global Partners
              700 Gemini, Suite 100, Houston, TX      77056
           --------------------------------------   --------
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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [  ]    Accelerated filer         [ ]

Non-accelerated filer   [  ]    Smaller reporting company [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act).     YES   X     NO
                                                     ---       ---

At May 6, 2008, there were 859,375 shares of Registrant's ordinary shares outstanding.

                             GENERAL INDEX

                                                                 Page
                                                                Number
----------------------------------------------------------------------


                                PART I.
                         FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.........................................3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.........................10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.................................................11

ITEM 4. CONTROLS AND PROCEDURES.....................................11


                              PART II.
                         OTHER INFORMATION


ITEM 6. EXHIBITS....................................................12

SIGNATURES..........................................................12

PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                       Bering Growth Corporation
                     (A Development Stage Company)
                        Condensed Balance Sheets

                                                            March 31,       June 30,
                                                              2008            2007
                                                           (Unaudited)     (Audited)
                                                           ----------     -----------
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $         -    $         -
                                                           -----------    -----------
            Total assets                                   $         -    $         -
                                                           ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Payable to affiliate                                     $    11,486    $     5,835
  Accounts payable                                                 326          2,431
                                                           -----------    -----------

     Total current liabilities                                  11,812          8,266
                                                           -----------    -----------

Commitments and Contingencies (Note 7)                              --             --
                                                           -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)

  Preference shares, $0.000128 par value, 781,250 shares
     authorized, none issued and outstanding                        --             --
  Ordinary shares, $.000128 par value; 39,062,500 shares
     authorized; 859,375 shares issued and outstanding             110            110
  Additional paid in capital                                        --             --
  Deficit accumulated during development stage                 (11,922)        (8,376)
                                                           -----------    -----------
     Total shareholders' equity (deficit)                      (11,812)        (8,266)
                                                           -----------    -----------
     Total liabilities and shareholders' equity (deficit)  $        --    $        --
                                                           ===========    ===========

         See accompanying notes to condensed financial statements.

                    Bering Growth Corporation
                  (A Development Stage Company)
               Condensed Statements of Operations
                         (Unaudited)

                                                               Period of inception   Cumulative During
                                                              (September 27, 2006)   Development Stage
                                             Nine Months        through March 31,  (September 27, 2006 to
                                        Ended March 31, 2008         2007              March 31, 2008)
                                        --------------------  --------------------  ------------------
Revenues                                    $             --       $            --      $           --
                                        --------------------  --------------------  ------------------
Expenses
  Formation, general and administrative
    expenses                                           3,546                 7,749              11,922
                                        --------------------  --------------------  ------------------
        Total operating expenses                       3,546                 7,749              11,922
                                        --------------------  --------------------  ------------------

        Operating loss                                (3,546)               (7,749)            (11,922)

        Income tax expense (benefit)                      --                    --                  --
                                        --------------------  --------------------  ------------------

        Net loss                            $         (3,546)      $        (7,749)      $     (11,922)
                                        ====================  ====================  ==================

Basic and diluted loss per share            $          (0.00)      $         (0.01)
                                        ====================  ====================
Weighted average ordinary shares
outstanding - basic and diluted                 859,375                859,375
                                        ====================  ====================

         See accompanying notes to condensed financial statements.

                     Bering Growth Corporation
                   (A Development Stage Company)
                Condensed Statements of Operations
                            (Unaudited)

                                                 Three Months Ended  Three Months Ended
                                                   March 31, 2008      March 31, 2007
                                                 ----------------    ----------------

Revenues                                         $             --    $             --
                                                 ----------------    ----------------
Expenses

  Formation, general and administrative expenses              171               4,012
                                                 ----------------    ----------------
     Total operating expenses                                 171               4,012
                                                 ----------------    ----------------

     Operating loss                                          (171)             (4,012)

     Income tax expense (benefit)                              --                  --
                                                 ----------------    ----------------

     Net loss                                    $           (171)   $         (4,012)
                                                 ================    ================
Basic and diluted loss per share                 $          (0.00)   $          (0.00)
                                                 ================    ================
Weighted average ordinary shares outstanding -
basic and diluted                                         859,375             859,375
                                                 ================    ================


         See accompanying notes to condensed financial statements.

                      Bering Growth Corporation
                    (A Development Stage Company)
                  Condensed Statements of Cash Flows
                           (Unaudited)

                                                                           From Inception     Cumulative During
                                                                           (September 27,     Development Stage
                                                      Nine months ended    2006) through    (September 27, 2006 to
                                                       March 31, 2008      March 31, 2007       March 31, 2008)
                                                      -----------------   ----------------    -----------------
Cash flows from operating activities
  Net loss                                            $         (3,546)   $         (7,749)   $         (11,922)
  Adjustments to reconcile net loss to cash used in
     operating activities:
        Shares issued to Founder for payment of
           formation costs                                          --                 110                  110
        Changes in operating assets and liabilities
           Payable to Affiliate                                  5,651               3,905               11,486
             Accounts Payable                                   (2,105)              3,734                  326
                                                      ----------------    ----------------    -----------------
Net cash provided by operating activities                           --                  --                   --
                                                      ----------------    ----------------    -----------------

Cash flows from investing activities
Net cash provided by investing activities                           --                  --                   --
                                                      ----------------    ----------------    -----------------
Cash flows from financing activities
Net cash provided by financing activities                           --                  --                   --
                                                      ----------------    ----------------    -----------------

Net increase in cash                                                --                  --                   --
                                                      ----------------    ----------------    -----------------
Cash at beginning of the period                                     --                  --                   --
                                                      ----------------    ----------------    -----------------

Cash at end of the period                             $             --    $             --    $              --
                                                      ================    ================    =================
Supplemental disclosures of cash flow information:
  Interest paid                                       $              -    $              -    $               -
                                                      ================    ================    =================
  Income taxes paid                                   $              -    $              -    $               -
                                                      ================    ================    =================

         See accompanying notes to condensed financial statements.

                    Bering Growth Corporation
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          March 31, 2008
                            (Unaudited)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Bering Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation costs of $2,592 were financed through the issuance of ordinary shares at par value together with a payable to the Company's founders of $2,482.

At March 31, 2008, the Company had not yet commenced any operations. All activity from September 27, 2006 ("Date of Inception") through March 31, 2008 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

At March 31, 2008, there were no potentially dilutive ordinary shares outstanding.

On March 1, 2008, the Company consolidated the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held. This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, the Company also consolidated the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 Preference Shares of $0.000128 par value.

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

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1-quoted prices in active markets for identical assets and liabilities.

Level 2-observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3-unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company's financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS
157. At March 31, 2008 all financial assets consisted of cash and cash equivalents.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through March 31, 2008, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate. The Company will continue to fund its activities through payables to its Founders until a merger is consummated or alternative forms of financing are secured. As of March 31, 2008, the Company did not have a cash balance.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of March 31, 2008, The Company has a payable of $11,486 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $326 as of March 31, 2008.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company's formation costs.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2008, there were no preference shares issued or outstanding.

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

General

    Bering Growth Corporation ("we," "us," or the "Company") is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange. We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Comparison of the three months March 31, 2008 and 2007

    Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2008 or 2007. Total expenses for the three months ended March 31, 2008 were $171, compared with $4,012 for the three months ended March 31, 2007. The decrease is primarily due to the accrual of the annual registration fee in the Cayman Islands recorded in the second quarter of fiscal 2008 vs. the third quarter in fiscal 2007.

Comparison of the nine months ending March 31, 2008 and 2007

    Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2008 or 2007. Total expenses for the nine months ended March 31, 2008 were $3,546, compared with $7,749 for the period of September 27, 2006 (date of inception) to March 31, 2007. This decrease primarily relates to formation expenses incurred in the year ended June 30, 2007 that were not applicable for 2008.

Liquidity and Capital Resources

    As of March 31, 2008, we had current liabilities of $11,486 to a related party and $326 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds. As of March 31, 2008, the Company did not have a cash balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not applicable.



ITEM 4.	CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

    Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 1A.  RISK FACTORS.

	There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On March 1, 2008, our two shareholders held a special meeting and voted all 1,100,000 ordinary shares then outstanding in favor of approving an amendment to our Memorandum and Articles of Association to (i) consolidate our authorized ordinary share capital from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of 0.000128 par value each and (ii) to consolidate our authorized preference share capital from 1,000,000 preference shares of $0.0001 par value each to 781,250 Preference Shares of $0.000128 par value. As a result of the amendment, our total outstanding ordinary shares was reduced to 859,375 shares.



ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.


---------------------------------------------------------------------------
Exhibit Number  Description
---------------------------------------------------------------------------
3.1   Amended Memorandum and Articles of Association
---------------------------------------------------------------------------
31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------
32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------


                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Bering Growth Corporation
                                  (Registrant)

                                  By: /s/JOSEPH R. ROZELLE
                                     ---------------------
                                     JOSEPH R. ROZELLE
                                     Chief Executive Officer

Date:	May 15, 2008